Form 10-Q
period 2015-06-30
Headstart Holdings, Inc.
filed 2015-08-14
CIK 1634052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-202301

HEADSTART HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-2523821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Enrique Geenizier Street PH Miro, Suite 504, Bella Vista Panama, Republic de Panama
(Address of principal executive offices)

(800) 680-7071
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,000,000
(Class)	(Outstanding as at August 14, 2015)

HEADSTART HOLDINGS, INC.

Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's registration statement on Form S-1 and amendments made thereto.

HEADSTART HOLDINGS, INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$21,638	$-
Total current assets	21,638	-

Total assets	$21,638	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,855	$1,600
Total current liabilities	3,855	1,600

Total liabilities	3,855	1,600

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 250,000,000 shares
authorized, 5,000,000 shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	5,000	5,000
Additional paid-in capital	25,100	25,000
Subscriptions receivable	-	(30,000)
Accumulated deficit	(12,317)	(1,600)
Total stockholders’ equity	17,783	(1,600)

Total liabilities and stockholders’ equity	$21,638	$-

 The accompanying notes are an integral part of these unaudited financial statements

HEADSTART HOLDINGS, INC.

Statements of Operations

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015

Revenues	$-	$-

Expenses:
General and administrative expenses	6,054	10,717
Total expenses	6,054	10,717

Net loss	$(6,054)	$(10,717)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

HEADSTART HOLDINGS, INC.

Statements of Cash Flows

(Unaudited)

For the six months
ended
June 30, 2015

Cash flows from operations
Net loss	$(10,717)
Changes in operating assets and liabilities:
Increase in accounts payable	2,255
Net cash used in operating activities	(8,462)

Cash flows from financing
Donated capital	100
Cash received for stock subscription receivable	30,000
Net cash provided by financing activities	30,100

Net increase in cash	21,638
Cash - beginning	-
Cash - ending	$21,638

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements

Headstart Holdings, Inc.

Notes to Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company’s S-1 registration statement, and all amendments made thereto. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized December 11, 2014 (Date of Inception) under the laws of the State of Nevada, as Headstart Holdings, Inc.  The Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 50,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to engage in real estate agent advances on commissions expected to be paid to realtors for actual real estate sales/purchases under contract and in escrow.  The company has limited operations and is considered to be in the development stage.  For the period from inception (December 11, 2014) through December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $12,317 as of June 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Headstart Holdings, Inc.

Notes to Financial Statements

(Unaudited)

Note 4 - Stockholders’ equity

The Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 50,000,000 shares of its $0.001 par value preferred stock.

On January 15, 2015, an officer of the Company donated $100 in cash.  The amount was contributed capital and is not expected to be repaid.

On January 31, 2015, the Company collected cash in the amount of $30,000 in satisfaction of a subscription receivable.  As of the date of the financial statements, of which these notes are a part, the balance of the subscription receivable is $0.

As of June 30, 2015, there have been no other issuances of common stock.

Note 5 - Related Party Transactions

Office space and services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On December 11, 2014, the Company issued 5,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for a subscription receivable in the amount of $30,000.  The Company collected cash in the amount of $30,000 in satisfaction of this subscription receivable on January 5, 2015.  As of the date of the financial statements, of which these notes are a part, the balance of the subscription receivable is $0.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

Headstart Holdings, Inc. was incorporated in the State of Nevada on December 11, 2014, under the name Headstart Lending, Inc.  On January 9, 2015, we changed our name to Headstart Holdings, Inc.  Our proposed business is to operate as a factoring company specifically targeting real estate businesses across all types, including residential, commercial and raw land.

We will purchase real estate commissions receivable at a discount to the face value of the receivable, as well as charge nominal documentation and contract fees.  Our goal is to assist real estate businesses stabilize their cash flows through the factoring of their accounts receivable.  We plan to service any real estate business, including agents, brokers, title officers, initially in the United States and Panama.  We are not and have no intention to operate as a loan company, banking institution or collections agency.  We will service only real estate businesses and will not purchase consumer debt or charged-off receivables.

Results of Operation

Revenues

Headstart Holdings, Inc. was incorporated in the State of Nevada on December 11, 2014, with the goal of assisting real estate companies stabilize their cash flows through the factoring of their accounts receivable, in other words, real estate commissions payable.  We are not and have no intention to operate as a loan company, banking institution or collections agency.  We will service only real estate businesses and will not purchase consumer debt or charged-off receivables.  We purchase future commission at a discount and earn the spread.  In addition, we charge documentation and contract fees that add to our revenue stream.  In the event the real estate transaction is delayed or does not close, fines or fees may be imposed, and the requestor remains responsible to pay the full amount.

We will operate primarily as an online company.  The majority of our business is expected to be driven through a website, which we have not yet begun development on as of the date of this prospectus.  We are registering shares of our common stock in this offering to raise capital sufficient to cover the costs associated with the offering and to establish a base of operations, including, but not limited to: website development, graphic design, marketing and advertising, working capital, legal, accounting and transfer agent fees.  However, we cannot assure you that the actual expenses incurred will not materially exceed our estimates or that cash flows from potential future revenues will be adequate to maintain our business.

Unless and until we publish our proposed website, we have limited means with which to attract clients and generate revenues.  As of June 30, 2015, we did not generate any revenues.  Although we intend to begin generating revenues in the next twelve months, there is a possibility we may continue to incur operating losses.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Operating expenses

We expect to incur various costs and expenses in the execution of our business. During the three months ended June 30, 2015, total expenses were $6,054, which is primarily attributable to general and administrative expenses related legal, accounting and transfer agent fees to registering shares for a public offering of our common stock.  During the six months period ended June 30, 2015, total expenses were $10,717, all of which were general and administrative expenses.

There can be no assurance that future expenses incurred will not materially exceed our estimates or that cash flows from potential future revenues will be adequate to maintain our business.  Although we intend to begin generating revenues in the next twelve months, there is a possibility we may continue to incur operating losses.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Net loss

In the three and six months ended June 30, 2015, we incurred net losses of $6,054 and $10,717, respectively.

Liquidity and capital resources

As of June 30, 2015, we had cash on hand of $21,638.  We sold $30,000 of our common stock to our founding shareholder.  The cash payment was received on or about January 5, 2015.  Cash is expected to increase over the next one to two quarters, primarily due to the anticipated receipt of funds from this offering to offset our near term cash requirements.  In the event we are do not realize any funds from this proposed registered offering, we anticipate being able to sustain only minimal operations for approximately three to six months, during which time we will be unable to pursue our planned business objectives.  We are registering for sale up to 4,000,000 shares of our common stock at a price of $0.01 per share.  If we are successful in raising the maximum offering amount, or $40,000, management believes the aggregate funds will be sufficient to establish a base of operations over the next 12 months.

The execution of our business plan will cause us to experience net negative cash flows from operations.  Although we anticipate generating revenues within the next 12 months, there can no guarantee that our factoring activities will be successful or sufficient to offset our cash outflows.  We had no means through which to generate revenues as of June 30, 2015 and will not until we have sold securities in our registered public offering and established a base of operations.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.

Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving business model and the management of growth.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

In the future, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Plan of Operation

Headstart is attempting to establish itself in the business of factoring the accounts receivables of real estate businesses.  We purchase commissions receivable at a discount to the face value of the receivable, as well as charge nominal documentation and contract fees.  A simplified example of how our proposed services work is, as follows:

1.

We purchase up to 80% of a real estate business’s commissions receivable.  We calculate and pay a discount to the face value of the commissions receivable.

2.

We receive funds directly from the settlement company upon the close of the real estate transaction.

3.

If the closing of the real estate transaction is delayed, additional fees are added.  If the real estate transaction is terminated, the requestor remains liable to repay the entire amount, inclusive of fees.

We are not and have no intention to operate as a loan company, banking institution or collections agency.  We will service only real estate businesses and will not purchase consumer debt or charged-off receivables.  We work specifically with real estate businesses and not consumers.

Our ability to generate revenue is a function of the speed by which a real estate transaction will close.  Therefore, our revenues are singularly dependent upon factors outside of our control.  We have registered an offering of our common stock to provide at least the minimum amount of funds to provide sufficient capital for the next 12 months.  If we are unsuccessful in securing at least the minimum offering amount sought in this offering, we may be forced to materially curtail operations and seek cash from other sources.  If we were to not receive any additional funds, including the funds from this offering, we could still develop and publish a basic website, however, we may be unable to purchase real estate commissions receivable and, therefore, unable to operate our business in any meaningful way.

As a result of our being a development stage company with minimal assets and access to capital, we have set forth the following operational milestones and objectives:

Stage 1 - Organizational Stage

•

Corporate formation and business plan development (COMPLETE):  We were formed as a corporation in the State of Nevada on December 11, 2014.  Our founder, Oriel Yanguez, has developed and is attempting to execute a formal business plan.

•

Obtain seed capital (COMPLETE): On December 11, 2014, we issued 5,000,000 shares of our common stock to our founder, Mr. Yanguez, in exchange for a Subscription Receivable in the amount of $30,000.  Mr. Yanguez satisfied the Subscription Receivable on January 5, 2015.

•

Register public offering of common stock (COMPLETE):  With the seed capital obtained from Mr. Yanguez, we have engaged a certified independent public accounting firm and retained legal counsel to assist us in the preparation of a registration statement to be used to raise capital through the sale of our common stock.  On June 15, 2015, our registration statement was deemed effective and we are now attempting to raise sufficient capital to establish our base of operations and initiate our business objectives.  We do not expect to begin operations until we have closed this offering.  We intend to concentrate all of our efforts on raising as much capital as we can during this period.  `

Stage 2 - Development Stage

•

Develop and launch website:  We will operate exclusively as an online company.  As such, we have budgeted a portion of the proceeds from the offering contemplated in this prospectus toward hiring a web developer to reserve our domain name, engage a web hosting company and design and publish our proposed website.  We have budgeted up to $1,000 to begin the development of our internet strategy.  We have not identified or engaged any web developer as of the date of this prospectus.  We have not yet reserved our domain and have not developed or published a website.  Unless and until we do so, we have no means with which to generate revenues.  Our management expects to launch a website within 3 months after the raising at least the minimum offering amount sought in this prospectus.

•

Design and implement marketing strategy:  Concurrent with the design of our proposed website, we will design an Internet marketing strategy with our web developer to direct traffic to our website.  Upon the launch of our website, and dependent upon the advice of our developer, we expect to implement any web marketing strategy we may design.  We have allocated up to $5,000 toward any potential Internet marketing activities.  We do not plan to expend any effort or funds toward marketing and advertising until after our website is published.

•

Factoring operations:  Our management has set aside up to $25,000 to purchase the receivables of real estate businesses.  We do not expect to conduct factoring operations until such time as our website is active and we have begun to market and advertise our services to the real estate community.

•

Public reporting requirements:  We have budgeted up to $7,000 to maintain our public reporting status, assuming our registration statement filed with the SEC is deemed effective.

•

In the event we do not receive at least the minimum amount of funds sought in this public offering, we believe we will have sufficient funds to pursue this Stage 2 on a limited basis.  Management is doubtful that any significant business will be accomplished until additional funds are raised.

Stage 3 - Growth Stage

•

Increase market awareness:  Within the 12 months after the launch of our website in Stage 2, and assuming we raise the maximum offering amount, our management plans to develop and implement a second stage promotional strategy to increase awareness of our brand and proposed factoring services, as well as drive traffic to our web site.  Our management estimates our budget for expanded marketing activities will be approximately $4,000.  Our web marketing strategy has not been developed and may differ significantly when actually implemented.  Any such strategy will be put into action as soon as possible.

•

Until an infusion of the full amount raised in this offering, we do not anticipate being able to commence this Stage 3 of our Plan of Operation.  We believe that the funds allocated in the offering will assist us in generating revenues.  However, we have suffered start-up losses and there remain substantial barriers regarding our ability to continue as a going concern.

All estimated costs, above, are estimates of management and actual, realized costs may vary significantly.  There is still no assurance that, even with the funds from this offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock.  Further, we may continue to be unprofitable.  We cannot assure you that the budgeted expenses will not be materially greater than forecast.  If such costs are higher than predicted, we may be unable to achieve one or a number of our anticipated milestones.  Additionally, any delay in the process will set back all objectives not yet achieved.

If we do not generate sufficient cash flow to support our operations over the next 12 months, or if our overhead increases substantially, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We do not expect to incur research and development related expenses in the next 12 months, and none have been paid to our affiliates, to date.

We do not expect to purchase any significant plant or equipment that in the next 12 months.

Our management does not expect to incur research and development costs.

The number of employees required to operate our business is currently one part time individual.  We plan to rely exclusively on the services of our sole officer and director.  As our operations require, we desire hiring up to 2 additional staff over the next approximately 6-12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective, due to the following:

Lack of Segregation of Duties:  Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  Neither of our current directors is considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our registration statement on Form S-1 and amendments made thereo, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEADSTART HOLDINGS, INC.
(Registrant)

Signature	Title	Date

/s/ Oriel Yanguez	Chief Executive Officer	August 14, 2015
Oriel Yanguez

/s/ Oriel Yanguez	Chief Financial Officer	August 14, 2015
Oriel Yanguez

/s/ Oriel Yanguez	Chief Accounting Officer	August 14, 2015
Oriel Yanguez