Form 10-Q
period 2015-09-30
Headstart Holdings, Inc.
filed 2015-11-23
CIK 1634052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,000,000
(Class)	(Outstanding as at November 23, 2015)

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

HEADSTART HOLDINGS, INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$40,423	$-
Prepaid assets	5,000	-
Total current assets	45,423	-

Total assets	$45,423	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,535	$1,600
Total current liabilities	1,535	1,600

Total liabilities	1,535	1,600

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 250,000,000 shares
authorized, 5,000,000 shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	5,000	5,000
Additional paid-in capital	25,100	25,000
Common stock payable	30,000	-
Subscriptions receivable	-	(30,000)
Accumulated deficit	(16,212)	(1,600)
Total stockholders’ equity	43,888	(1,600)

Total liabilities and stockholders’ equity	$45,423	$-

 The accompanying notes are an integral part of these unaudited financial statements

HEADSTART HOLDINGS, INC.

Statements of Operations

(Unaudited)

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015

Revenues	$-	$-

Expenses:
General and administrative expenses	3,895	14,612
Total expenses	3,895	14,612

Net loss	$(3,895)	$(14,612)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

HEADSTART HOLDINGS, INC.

Statements of Cash Flows

(Unaudited)

For the nine months
ended
September 30, 2015

Cash flows from operations
Net loss	$(14,612)
Changes in operating assets and liabilities:
(Increase) in prepaid assets	(5,000)
Decrease in accounts payable	(65)
Net cash used in operating activities	(19,677)

Cash flows from financing
Donated capital	100
Cash received for stock subscription receivable	30,000
Cash received for common stock payable	30,000
Net cash provided by financing activities	60,100

Net increase in cash	40,423
Cash - beginning	-
Cash - ending	$40,423

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $16,212 as of September 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

During July, 2015, the Company initiated a sale of its common stock in a registered public offering. Through September 30, 2015, the Company sold a total of 3,000,000 shares of its common stock for gross proceeds of $30,000. As of September 30, 2015, the Company recorded a stock payable of $30,000 for the 3,000,000 shares of common stock owed to the purchasers in the offering.

As of September 30, 2015, there have been no other issuances of common stock.

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

Unless and until we publish our proposed website, we have limited means with which to attract clients and generate revenues.  During the three- and nine-month periods ended September 30, 2015, we did not generate any revenues.  Although we intend to begin generating revenues in the next twelve months, there is a possibility we may continue to incur operating losses.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Operating expenses

We expect to incur various costs and expenses in the execution of our business. During the three months ended September 30, 2015, total expenses were $3,895, which is primarily attributable to general and administrative expenses related legal, accounting and transfer agent fees to registering shares for a public offering of our common stock.

During the nine months period ended September 30, 2015, total expenses were $14,612, all of which were general and administrative expenses.

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

Net loss

In the three and nine months ended September 30, 2015, we incurred net losses of $3,895 and $14,612, respectively.

Liquidity and capital resources

As of September 30, 2015, we had cash on hand of $40,423.  We sold $30,000 of our common stock to our founding shareholder.  The cash payment was received on or about January 5, 2015.  In addition, we received funds from our registered offering in the amount of $30,000, for which we recognized a stock payable. There can no guarantee that our factoring activities will be successful or sufficient to offset our cash outflows.  We had no means through which to generate revenues as of September 30, 2015 and will not until we establish a base of operations.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.

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

•

Register public offering of common stock (COMPLETE):  With the seed capital obtained from Mr. Yanguez, we have engaged a certified independent public accounting firm and retained legal counsel to assist us in the preparation of a registration statement to be used to raise capital through the sale of our common stock.  On June 15, 2015, our registration statement was deemed effective and we are now attempting to raise sufficient capital to establish our base of operations and initiate our business objectives.  We do not expect to begin operations until we have closed this offering.  We intend to concentrate all of our efforts on raising as much capital as we can during this period.  As of September 30, 2015, we have raised $30,000, which is considered a stock payable.

Stage 2 - Development Stage

•

Develop and launch website:  We will operate exclusively as an online company.  As such, we have budgeted a portion of the proceeds from the offering contemplated in this prospectus toward hiring a web developer to reserve our domain name, engage a web hosting company and design and publish our proposed website.  We have budgeted up to $1,000 to begin the development of our internet strategy.  We have not identified or engaged any web developer as of the date of this prospectus.  We have not yet reserved our domain and have not developed or published a website.  Unless and until we do so, we have no means with which to generate revenues.  Our management expects to begin development of our website during the first quarter of 2016.

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

HEADSTART HOLDINGS, INC.
(Registrant)

Signature	Title	Date

/s/ Oriel Yanguez	Chief Executive Officer	November 23, 2015
Oriel Yanguez

/s/ Oriel Yanguez	Chief Financial Officer	November 23, 2015
Oriel Yanguez

/s/ Oriel Yanguez	Chief Accounting Officer	November 23, 2015
Oriel Yanguez